Form 10-K
period 1996-12-31
METROPOLITAN ASSET FUNDING INC
filed 1997-03-31
CIK 1021935

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
SECURITIES
                      EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES
                      EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

               Commission file number: 333-11447


               METROPOLITAN ASSET FUNDING, INC.
     (Exact name of registrant as specified in its charter)

            Delaware                            91-1734050
(State of other jurisdiction of                 (I.R.S. employer
incorporation or organization)             identification number)

     929 West Sprague Avenue
     Spokane, WA  99210                                                  99210
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (509)  838-
3111
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996: Not Applicable.
Number of shares of common stock outstanding as of December 31, 1996: Not Applicable.

              DOCUMENTS INCORPORATED BY REFERENCE

                              NONE
                             PART I


ITEM 2.   PROPERTIES

      The Registrant owns no properties. The Registrant acted as the depositor under a Pooling and Security Agreement, (the "Pooling Agreement") dated as of November 1, 1996, pursuant to which the certificates (the "Certificates") were issued. The Certificates, in the aggregate, represent the beneficial interest in a trust fund (the "Trust") consisting primarily of fixed-rate, first lien, single family mortgage loans, commercial mortgage loans and land sale contracts (collectively, the "Mortgage Loans"). The Trust will acquire title to real estate only upon the default of mortgagors under the Mortgage Loans.

       The Mortgage Loans are serviced by MetWest Mortgage Services, Inc. (the "Master Servicer") or an entity or individual with which the Master Servicer has entered into a servicing agreement. The Master Servicer is required to deliver a certificate of an authorized officer (an "Annual Statement of Compliance") stating that (a) a review of the activities of the
Master Servicer during the preceding calendar year and of its performance under the Pooling Agreement has been made under the supervision of the authorized officer executing the Annual Statement of Compliance and (b) to the best of such officer's knowledge, based on the above review, the Master Servicer has fulfilled all its obligations under the Pooling Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and the status thereof.

      The Annual Statement of Compliance will be filed as an Exhibit hereto.

ITEM 3.   LEGAL PROCEEDINGS

      No material legal proceedings to which the Registrant is  a party  or to which the Trust is subject, is pending and  no  such
material   proceedings  are  known  by  the  Registrant   to   be
contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATEHOLDERS

      There were no meetings of Certificateholders during the period covered by this report and no matters were submitted to Certificateholders for vote.
                            PART II


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

      During the 1996 calendar year,  there were no disagreements
or   reportable  conditions  between  the  Registrant   and   its
accountants on accounting or financial disclosure.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      The executive officers, directors and significant employees of the Registrant are as follows:

  Name and Age            Position            Period of Service
Tom Turner (46)   Director, President       August 23, 1996 to
                                            Present
Greg Gordon (43)  Director, Secretary and   August 23, 1996 to
                  Treasurer                 Present
Philip Sandifur   Director and Vice         August 23, 1996 to
(25)              President                 Present
Maurice J.        Director                  November 22, 1996 to
Nollette (28)                               Present

      The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Registrant to become a director or executive officer. The Registrant has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

Biographical   Information   on  Officers   and   Directors   and
Significant Employees

      Tom Turner. Mr. Turner was elected President of Summit Securities, Inc. ("Summit"), a company affiliated with the Registrant, on October 31, 1995. Prior to servicing as President, Mr. Turner had served as Secretary/Treasurer of Summit since September 28, 1994. Mr. Turner has been an employee of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"), also an affiliate of the Registrant, since 1985, as a financial analyst. From 1983-1985, Mr. Turner was employed by Olsten Temporary Services. Prior to 1983, Mr. Turner was self-employed, principally doing business in the real estate industry.

      Greg Gordon. Mr. Gordon was elected Secretary/Treasurer of Summit on October 31, 1995. Mr. Gordon joined Metropolitan in April of 1989 and started that company's demography department. From 1985 to 1989, Mr. Gordon was employed as the Northeastern US division, Market Analyst for Mortgage Guarantee Insurance Corporation. From 1984 to 1985, he was employed as a limited partnership underwriter with Reliance Insurance Company.

      Philip Sandifur. Mr. Sandifur is the son of C. Paul Sandifur, Jr. who is the sole shareholder of National Summit Corp., the parent company of the Registrant and Summit and the controlling shareholder of Metropolitan. Mr. Sandifur graduated in 1993 from Santa Clara University receiving a BA in Business. From 1992 to 1993 Mr. Sandifur was attending college. Mr. Sandifur joined Summit Trade Services, Inc., a wholly-owned subsidiary of National Summit Corp. in 1995 and is principally active as the President.

      Maurice J. Nollette. Since March 1994, Mr. Nollette has owned and operated "Mojo Monroe Espresso Co.", an espresso and sandwich shop located in downtown Spokane, Washington. Prior to that time, Mr. Nollette was involve in sales, serving as a technical sales advisor from July 1993 to February 15, 1994 for Noble Beauty Supply and as a salesman for Continental Baking from January 1990 to July 1993.

ITEM 11.  EXECUTIVE COMPENSATION

      The officers of the Registrant receive no compensation for acting in such role. The directors of the corporation who also serve as employees of Metropolitan, Summit or any of their affiliated companies receive a director's fee of $100 per meeting attended. Those directors include Messrs. Turner, Gordon and Sandifur. Mr. Nollette receives compensation in the amount of $100 per month.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

       Under the Pooling Agreement, the Certificateholders generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this
Item 12 and Item 13, however, the Certificateholders are treated as the owners of "voting securities."

      As of December 31, 1996, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities. As reflected in the following table, the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class B-1 Certificates and Class B-2 Certificates (collectively, the "Offered Certificates") are registered in the name of Cede & Co. as nominee for The Depository Trust Company. The Registrant is not presently aware of any additional beneficial owners of more than 5% of any class of voting securities.

                                           Amount and
                                           Nature of      Percent
   Title of      Name and Address of       Beneficial       age
    Class          Beneficial Owner        Ownership         of
                                                           Class
Series 1996-A, Cede & Co. as nominee                   $   100.00%
Class A1       for the Depository          42,460,468.00
               Trust Company
               7 Hanover Square, 22nd
               Fl.
               New York, NY 10004
Series 1996-A, Cede & Co. as nominee       24,513,122.00    100.00
Class A2       for the Depository
               Trust Company
               7 Hanover Square, 22nd
               Fl.
               New York, NY 10004
Series 1996-A, Cede & Co. as nominee        9,241,971.00    100.00
Class A3       for the Depository
               Trust Company
               7 Hanover Square, 22nd
               Fl.
               New York, NY 10004
Series 1996-A, Cede & Co. as nominee       25,796,061.00    100.00
Class A4       for the Depository
               Trust Company
               7 Hanover Square, 22nd
               Fl.
               New York, NY 10004
Series 1996-A, Cede & Co. as nominee        6,969,738.00    100.00
Class B1       for the Depository
               Trust Company
               7 Hanover Square, 22nd
               Fl.
               New York, NY 10004
Series 1996-A, Cede & Co. as nominee        4,401,282.51    100.00
Class B2       for the Depository
               Trust Company
               7 Hanover Square, 22nd
               Fl.
               New York, NY 10004
Series 1996-A, Metropolitan Mortgage          162,944.34      6.43
Class R        929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Old Standard Life              209,490.67      8.27
Class R        Insurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Western United Life          2,146,536.68     84.69
Class R        Assurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Metropolitan Mortgage          244,415.00      6.43
Class B3       929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Old Standard Life              314,234.00      8.27
Class B3       Insurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Western United Life          3,219,803.00     84.69
Class B3       Assurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Metropolitan Mortgage          264,783.00      6.43
Class B4       929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Old Standard Life              340,420.00      8.27
Class B4       Insurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Western United Life          3,488,120.00     84.69
Class B4       Assurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Metropolitan Mortgage          183,311.00      6.43
Class B5       929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Old Standard Life              235,676.00      8.27
Class B5       Insurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210
Series 1996-A, Western United Life          2,414,852.00     84.69
Class B5       Assurance Company
               929 West Sprague Avenue
               P.O. Box 2162
               Spokane, WA  99210

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1996, or proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which any officer or director identified in Item 10 above had or will have a direct or indirect interest.

      The Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1996, or proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12 above had or will have a direct or indirect interest, other than the issuance of the Certificates.
                            PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND  REPORTS
          ON FORM 8-K

      (a) The following documents are filed as a part of this Report.

                     1.   Monthly Statement to Certificateholders
               as to the Payment Date of 12/20/96.

                     2.   Monthly Statement to Certificateholders
               as to the Payment Date of 1/21/97.

                     3.   Monthly Statement to Certificateholders
               as to the Payment Date of 2/20/97.

                     4.   Monthly Statement to Certificateholders
               as to the Payment Date of 3/20/97.

                     5.    Annual Statement of Compliance by  the
               Master Servicer is not currently available and will be filed by amendment.

                      6.    Annual  Accountant's  report  is  not
               required by the Pooling Agreement to be submitted for the fiscal year ending December 31, 1996.

      (b) No Current Reports of Form 8-K were filed during the last quarter of the period covered by this Report.

     (c)       Exhibit No.    Description

                99.1 Monthly Statement to Certificateholders as to the Payment Date of 12/20/96.

                99.2 Monthly Statement to Certificateholders as to the Payment Date of 1/21/97.

                99.3 Monthly Statement to Certificateholders as to the Payment Date of 2/20/97.

                99.4 Monthly Statement to Certificateholders as to the Payment Date of 3/20/97.

                99.5     Annual  Statement of Compliance  by  the
                Master Servicer.*
_______________
*To be filed by amendment.

     (d)  Financial Statement Schedule: Not Applicable.
                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


METROPOLITAN ASSET FUNDING, INC.,
                              (a Delaware corporation)


Date: March 31, 1997                            By /s/ Tom Turner

Tom Turner, Director and
                                   President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1997                            By /s/ Tom Turner

Tom Turner, Director and
                                   President
                                   (Principal Executive Officer)



Date: March 31, 1997                           By /s/ Greg Gordon

Greg Gordon, Secretary,

Treasurer and Director

(Principal Financial and

Accounting Officer)


Date: March 31, 1997                       By /s/ Philip Sandifur

Philip Sandifur, Vice
                                   President and Director


Date: March 31, 1997                   By /s/ Maurice J. Nollette

Maurice J. Nollette, Director

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT  TO SECTION 15(D) OF THE ACT BY REGISTRANTS  WHICH  HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this Report.
                       INDEX TO EXHIBITS


Exhibit No.    Description

          99.1 Monthly Statement to Certificateholders as to the Payment Date of 12/20/96.

          99.2 Monthly Statement to Certificateholders as to the Payment Date of 1/21/97.

          99.3 Monthly Statement to Certificateholders as to the Payment Date of 2/20/97.

          99.4  Annual  Statement  of Compliance  by  the  Master
          Servicer.*

_______________
*To be filed by amendment.